Form 10-K
period 2006-12-31
Chase Mortgage Finance Trust Series 2006-A1
filed 2007-03-28
CIK 1371964

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM [ ] TO [ ]
Commission File Number of Issuing Entity: 333-130223-06
Chase Mortgage Finance Trust Series 2006-A1
(Exact name of issuing entity as specified in its charter)
Chase Mortgage Finance Corporation
(Exact name of depositor as specified in its charter)
Chase Home Finance LLC
(Exact name of sponsor as specified in its charter)

Delaware

(State of incorporation or organization)	(IRS Employer Identification No.)

194 Wood Avenue South, Iselin, New Jersey	08830	(732) 205-0600

(Address of Principal Executive Offices)	(Zip Code)	(Telephone Number)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports, Pursuant to Sections 13 or 15(d) of the Act
Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not Applicable.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
     The registrant has not issued voting or non-voting common equity. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.
     Indicate the number of shares as of the latest practicable date.
     Not Applicable.
DOCUMENTS INCORPORATED BY REFERENCE
     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

PART I
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders
PART II
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K

Item 5.	Market for Registrant’s Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

None.

PART III
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services
THE FOLLOWING ITEMS HAVE BEEN SUBSTITUTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K AND PURSUANT TO REGULATION AB
Item 1112(b) or Regulation AB. Significant Obligor Financial Information
Not Applicable.
Item 1114(b)(2) and Item 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information
Not Applicable.
Item 1117 of Regulation AB. Legal Proceedings
There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the issuing entity, the depositor, the servicer, the trustee, the paying agent, the custodian or any property thereof that are material to the holders of any class of certificates.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
JPMorgan Chase Bank, National Association, J.P. Morgan Mortgage Acquisition Corp., Chase Home Finance LLC and Chase Mortgage Finance Corporation are all affiliated. JPMorgan Chase Bank, National Association, a national banking association, is a wholly-owned bank subsidiary of JPMorgan Chase & Co., a Delaware corporation whose principal office is located in New York, New York. Prior to January 1, 2005, JPMorgan Chase Bank, National Association formed Chase Home Finance LLC, a wholly-owned, Delaware limited liability company. JPMorgan Chase Bank, National Association has engaged Chase Home Finance LLC as its subservicer to perform loan servicing activities on its behalf. J.P. Morgan Mortgage Acquisition Corp. is a Delaware corporation and a direct, wholly-owned subsidiary of JPMorgan Chase Bank, National Association. Each of Chase Home Finance LLC and J.P. Morgan Mortgage Acquisition Corp. acquired a portion of the mortgage loans after the origination by or for JPMorgan Chase Bank, National Association or its affiliates. There are no relationships, agreements or arrangements outside of this transaction among the affiliated parties that are material to an understanding of the certificates.
Item 1122 of Regulation AB. Compliance with applicable Servicing Criteria
See Item 15, Exhibits 33 and 34.
As set forth in Exhibit 33.3 to this Form 10-K, JPMorgan Chase Bank, National Association, in its capacity as Paying Agent, reported a material instance of noncompliance with respect to Items 1122(d)(3)(i) and 1122(d)(3)(ii) of Regulation AB, at the platform level. As set forth on such assessment of compliance, certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented and certain monthly investor distributions contained errors as to amounts due to certain investors. Such assessment also indicates that all such errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions.
As of October 1, 2006, substantially all of the functions performed by JPMorgan Chase Bank, National Association in its capacity as Paying Agent were transferred to and assumed by The Bank of New York Trust Company, N.A.
Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, Exhibit 35.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not Applicable
(2) Not Applicable
(3)
Exhibit No.

4.1	Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K on September 6, 2006)

10.1	Mortgage Loan Sale Agreement (Chase Home Finance LLC) (Filed as an exhibit to Form 8-K on September 6, 2006)

10.2	Mortgage Loan Sale Agreement (J.P. Morgan Mortgage Acquisition Corp.) (Filed as an exhibit to Form 8-K on September 6, 2006)

31.1	Sarbanes-Oxley Certification

33.1	JPMorgan Chase Bank, National Association Report on Assessment of Compliance with Servicing Criteria (Servicer)

33.2	Chase Home Finance LLC Report on Assessment of Compliance with Servicing Criteria (Subservicer)

33.3	JPMorgan Chase Bank, National Association Report on Assessment of Compliance with Servicing Criteria (Paying Agent)

33.4	JPMorgan Chase Bank, National Association Report on Assessment of Compliance with Servicing Criteria (Paying Agent) (Q4)

33.5	The Bank of New York Trust Company, N.A. Report on Assessment of Compliance with Servicing Criteria (Paying Agent)

34.1	Report of Independent Registered Public Accounting Firm (Price- WaterhouseCoopers LLP) (Servicer)

34.2	Report of Independent Registered Public Accounting Firm (Price- WaterhouseCoopers LLP) (Subservicer)

34.3	Report of Independent Registered Public Accounting firm (Price- WaterhouseCoopers LLP) (JPMorgan Chase Bank, National Association as Paying Agent)

34.4	Report of Independent Registered Public Accounting firm (Price-WaterhouseCoopers LLP) (JPMorgan Chase Bank, National Association as Paying Agent) (Q4)

34.5	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) (The Bank of New York Trust Company, N.A., as Paying Agent)

35.1	Servicer Compliance Statement — JPMorgan Chase Bank, National Association

35.2	Subservicer Compliance Statement — Chase Home Finance LLC
(b) The exhibits required to be filed pursuant to Item 601 of Regulation S-K:
31	Rule 13a-14(d)/15d-14(d) Certifications

33	Reports on assessment of compliance with servicing criteria for asset-backed securities:
-JPMorgan Chase Bank, National Association, as Servicer
-Chase Home Finance LLC, as Subservicer
-JPMorgan Chase Bank, National Association, as Paying Agent
-JPMorgan Chase Bank, National Association, as Paying Agent (Q4)
-The Bank of New York Trust Company, N.A., as Paying Agent

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
-JPMorgan Chase Bank, National Association, as Servicer
-Chase Home Finance LLC, as Subservicer
-JPMorgan Chase Bank, National Association, as Paying Agent
-JPMorgan Chase Bank, National Association, as Paying Agent (Q4)
-The Bank of New York Trust Company, N.A., as Paying Agent

35	Servicer Compliance Statements -JPMorgan Chase Bank, National Association, as Servicer -Chase Home Finance LLC, as Subservicer
(c) Not Applicable.
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE MORTGAGE FINANCE CORPORATION, as depositor

By:	/s/ Jerome A. Cipponeri
Name: Jerome A. Cipponeri
Title: President and CEO
(senior officer in charge of securitization of the depositor)
Date: March 28, 2007

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K on September 6, 2006)

10.1	Mortgage Loan Sale Agreement (Chase Home Finance LLC) (Filed as an exhibit to Form 8-K on September 6, 2006)

10.2	Mortgage Loan Sale Agreement (J.P. Morgan Mortgage Acquisition Corp.) (Filed as an exhibit to Form 8-K on September 6, 2006)

31.1	Sarbanes-Oxley Certification

33.1	JPMorgan Chase Bank, National Association Report on Assessment of Compliance with Servicing Criteria (Servicer)

33.2	Chase Home Finance LLC Report on Assessment of Compliance with Servicing Criteria (Subservicer)

33.3	JPMorgan Chase Bank, National Association Report on Assessment of Compliance with Servicing Criteria (Paying Agent)

33.4	JPMorgan Chase Bank, National Association Report on Assessment of Compliance with Servicing Criteria (Paying Agent) (Q4)

33.5	The Bank of New York Trust Company, N.A. Report on Assessment of Compliance with Servicing Criteria (Paying Agent)

34.1	Report of Independent Registered Public Accounting Firm (PriceWaterhouseCoopers LLP) (Servicer)

34.2	Report of Independent Registered Public Accounting Firm (PriceWaterhouseCoopers LLP) (Subservicer)

Exhibit Number	Description
34.3	Report of Independent Registered Public Accounting firm (PriceWaterhouseCoopers LLP) (JPMorgan Chase Bank, National Association as Paying Agent)

34.4	Report of Independent Registered Public Accounting firm (PriceWaterhouseCoopers LLP) (JPMorgan Chase Bank, National Association as Paying Agent) (Q4)

34.5	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) (The Bank of New York Trust Company, N.A., as Paying Agent)

35.1	Servicer Compliance Statement — JPMorgan Chase Bank, National Association

35.2	Subservicer Compliance Statement — Chase Home Finance LLC